Form 10-Q
period 2003-03-31
ACTIVCARD SA
filed 2003-05-15
CIK 1107721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 000-30612

ACTIVCARD S.A.
(Exact name of Registrant as specified in its charter)

Delaware	450485038
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

6623 Dumbarton Circle, Fremont, California 94555
(Address of principal executive offices including Zip code)

(510) 574-0100
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☐	NO ☒

          The number of shares of the Registrant’s Common Stock outstanding on April 30, 2003 was 42,033,301.

ACTIVCARD S.A.

EXPLANATORY NOTE

      In August 2002, ActivCard S.A. formed a new entity, ActivCard Corp., a Delaware corporation, to undertake a registered exchange offer for the purpose of moving the domicile of the publicly listed entity in the ActivCard group of companies from the Republic of France to the State of Delaware in the United States. The exchange offer closed on February 3, 2003, with ActivCard Corp. acquiring 94.8% of the outstanding ActivCard S.A. securities. ActivCard S.A. believes it is not currently able to file with the U.S. Securities and Exchange Commission (the "SEC") a Certificate of Termination of Registration on Form 15 pursuant to Rule 12g-4 of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result, both ActivCard S.A. and ActivCard Corp. are currently required to file periodic and current reports with the SEC pursuant to the Exchange Act.

     The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q present the financial position and results of operations and cash flows for ActivCard S.A., an affiliate of ActivCard Corp. the publicly listed company in the ActivCard group of companies trading under the symbol "ACTI." ActivCard Corp. does not have any assets or liabilities other than its investment in and receivable from ActivCard S.A. The unaudited condensed consolidated financial statements of ActivCard S.A. for the period ended March 31, 2003 should be read in conjunction with (i) ActivCard Corp.'s Quarterly Report on Form 10-Q for the period ended March 31, 2003 and (ii) ActivCard S.A.'s audited consolidated financial statements included in ActivCard Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     Unless otherwise expressly indicated, references to the "Company", "ActivCard", "we", "us" and "our" refer to the consolidated group of ActivCard companies, excluding ActivCard Corp.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTIVCARD S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,

	2003	2002

Revenue
Hardware	$5,485	$2,656
Software and maintenance	7,582	5,509

	13,067	8,165

Cost of revenue
Hardware	3,784	1,835
Software and maintenance	1,378	810

	5,162	2,645

Gross margin	7,905	5,520

Operating expenses
Research and development	4,394	4,988
Sales and marketing	5,147	5,232
General and administrative	1,374	927
Amortization of acquired intangible assets	152	566
Other charges	2,190	7,771

Total operating expenses	13,257	19,484

Loss from operations	(5,352)	(13,964)
Interest expense	—	(7)
Interest income	1,245	1,249
Foreign exchange (loss) gain	(216)	35

Loss from continuing operations before income taxes	(4,323)	(12,687)
Income tax expense	(62)	(1)

Loss from continuing operations	(4,385)	(12,688)
Loss from discontinued operations	(228)	(15,918)

Net loss	$(4,613)	$(28,606)

Basic and diluted loss per common share:
From continuing operations	$(0.10)	$(0.31)
From discontinued operations	(0.01)	$(0.40)

	$(0.11)	$(0.71)

Shares used in the calculation of loss per common share:
Basic and diluted	41,954,924	40,511,626
Other charges were comprised of:
Acquired in process research and development	$—	$68
Amortization of deferred stock compensation:
Cost of revenue	10	7
Research and development	156	190
Sales and marketing	106	128
General and administrative	26	26
Restructuring and business realignment expenses	947	7,352
Re-incorporation expenses	945	—

Total other charges	$2,190	$7,771

See accompanying notes to unaudited condensed consolidated financial statements.

ACTIVCARD S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets
Cash and equivalents	$43,629	$158,880
Short-term investments	201,468	89,502
Accounts receivable (net of allowance for doubtful accounts of $522 and $525 at March 31, 2003 and December 31, 2002, respectively)	10,888	9,192
Other receivables	2,283	1,579
Inventories	4,298	3,488
Assets held for sale	—	262
Other current assets	2,278	1,959

Total current assets	264,844	264,862
Restricted investments	524	432
Property and equipment	6,976	7,313
Goodwill	10,600	10,600
Other intangible assets	2,144	2,311
Other long-term assets	848	874

	$285,936	$286,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$12,749	$10,493
Current portion of restructuring and business realignment accruals	835	867
Deferred revenue	3,383	3,997
Related party payable	83	—
Liabilities held for sale	—	250
Current portion of long-term debt	—	15
Current portion of obligations under capital lease	6	7

Total current liabilities	17,056	15,629

Long-term portion of restructuring and business realignment accruals	4,267	4,429
Other long-term liabilities	580	525

Total long-term liabilities	4,847	4,954

Commitments and contingencies
Shareholders’ equity
Common shares, €1.00 nominal value; 42,033 and 41,690 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	45,481	45,117
Additional paid-in capital	355,591	354,400
Accumulated other comprehensive loss	(14,386)	(14,817)
Deferred stock compensation	(2,271)	(3,122)
Accumulated deficit	(120,382)	(115,769)

Total shareholders’ equity	264,033	265,809

	$285,936	$286,392

See accompanying notes to unaudited condensed consolidated financial statements.

ACTIVCARD S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,

	2003	2002

Operating activities
Loss from continuing operations	$(4,385)	$(12,688)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	827	924
Amortization of acquired intangible assets	152	587
In process research and development	—	68
Amortization of deferred stock compensation	298	351
Non-cash restructuring and business realignment expenses	520	1,054
Other non-cash items, net	208	50
Increase (decrease) in cash, net of the effects of business combinations, from:
Accounts receivable	(1,623)	2,445
Other receivables	(678)	(662)
Inventories	(695)	(382)
Other current assets	4	(598)
Accounts payable and accrued liabilities	1,651	(1,776)
Restructuring and business realignment accruals	(198)	5,135
Deferred revenue	(640)	(233)

Net cash used in continuing operations	(4,559)	(5,725)
Net cash used in discontinued operations	(106)	(76)

Net cash used in operating activities	(4,665)	(5,801)

Investing activities
Business acquisitions, net of cash acquired	—	606
Loans to related parties	—	(24)
Purchases of property and equipment	(385)	(452)
Purchases of short term investments	(136,935)	—
Proceeds from sales and maturities of short term investments	24,748	—
Other long-term assets	(29)	1

Net cash (used in) provided by investing activities	(112,601)	131

Financing activities
Proceeds from exercise of stock options	1,555	814
Repayment of long-term debt	(13)	(24)

Net cash provided by financing activities	1,542	790

Effect of exchange rate changes on cash and equivalents	473	(214)

Net decrease in cash and equivalents	(115,251)	(5,094)
Cash and equivalents, beginning of period	158,880	248,444

Cash and equivalents, end of period	$43,629	$243,350

See accompanying notes to unaudited condensed consolidated financial statements.

ACTIVCARD S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

1.        Basis of Presentation and Significant Accounting Policies

          These condensed consolidated financial statements present the financial position and results of operations and cash flows for ActivCard S.A., (the “Company”) a subsidiary of ActivCard Corp. the publicly listed company in the ActivCard group of companies. ActivCard S.A. is organized as a société anonyme, or limited liability corporation, under the laws of the Republic of France. These unaudited condensed consolidated financial statements should be read in conjunction with ActivCard Corp.’s quarterly report for the period ended March 31, 2003 filed with the Securities and Exchange Commission on Form 10-Q and ActivCard S.A.’s audited consolidated financial statements included in ActivCard Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

          ActivCard Corp. was incorporated in the State of Delaware in August 2002 for the purpose of changing the domicile of the publicly listed company in the ActivCard group of companies, previously ActivCard S.A., from the Republic of France to the United States. On January 6, 2003 ActivCard Corp. commenced a registered public exchange offer in which holders of ActivCard S.A. securities were offered one share of ActivCard Corp. common stock for each ActivCard S.A. common share and each ActivCard S.A. American depositary share (“ADS”) duly tendered. The registered exchange offer closed on February 3, 2003 with 24,409,937 common shares and 15,417,729 ADS’s exchanged for an equivalent number of shares of ActivCard Corp. common stock. The exchanged common shares and ADS’s represented 94.8% of the outstanding securities of ActivCard S.A. Accordingly, at March 31, 2003, ActivCard S.A., is approximately 95% owned by ActivCard Corp. and approximately 5% owned by other stockholders.

          The Company develops and markets digital identity solutions that enable customers to securely issue, use and maintain digital identities. The Company’s solutions provide customers with the ability to authenticate a user to a network, a system or an application through a variety of personal devices as well as the ability to manage credentials remotely post-issuance. The Company markets its solutions to governments, enterprises and financial institutions directly and indirectly through system integrators, value-added resellers, original equipment manufacturers and distributors.

          The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of the Company’s consolidated financial position as at March 31, 2003, consolidated results of operations for the three months ended March 31, 2003 and 2002, and consolidated statements of cash flows for the three months ended March 31, 2003 and 2002. The consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of the consolidated operating results for the Company’s full fiscal year ending December 31, 2003 or any future periods.

          Reclassifications – Certain reclassifications have been made to the 2002 financial statement presentation to conform to the 2003 presentation. These reclassifications had no effect on reported net loss or shareholders’ equity

ACTIVCARD S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)
(Unaudited)

Revenue Recognition

          Revenues are derived primarily from the sale of software licenses, hardware and service agreements. The Company applies the provisions of Statement of Position 97-2 and related guidance. Revenues from software license agreements are generally recognized upon shipment, provided that evidence of an arrangement exists, the fee is fixed or determinable, no significant obligations remain and collection of the corresponding receivable is probable. In software arrangements that include hardware products, rights to multiple software products, maintenance and/or other services, the Company allocates the total arrangement fee among each deliverable, based on vendor-specific objective evidence of fair value of each element if vendor-specific objective evidence of each element exists. The Company determines vendor specific evidence of fair value of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, vendor specific evidence of fair value of an element is established by management having the relevant authority as long as it is probable that the price, once established, will not change before separate introduction of the element in the marketplace. When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, the Company recognizes revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein vendor specific objective evidence of fair value does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence of fair value exists or all elements have been delivered. The Company does not include acceptance clauses for its shrink-wrapped software products such as ActivCard Gold or Trinity client software. Acceptance clauses usually give the customer the right to accept or reject the software after the Company has delivered the product. However, the Company has provided certain customers with acceptance clauses for customized or significantly modified software products developed under product development agreements, and on occasion, for hardware products and client/server software products as well. In instances where an acceptance clause exists, the Company does not recognize revenue until the product is formally accepted by the customer in writing or the defined acceptance period has expired.

          Revenue from the sale of hardware is recognized upon shipment of the product, provided that no significant obligation remains and collection of the receivable is considered probable.

          Post-contract customer support is recognized on a straight-line basis over the term of the contract.

          Service revenues include revenues from training, installation, or consulting. The Company enters into agreements with customers that require significant production, modification or customization of software in addition to the provision of services. Where the services are essential to the functionality of the software element of the arrangement, separate accounting for the services is not permitted and contract accounting is applied to both the software and service elements. In these cases, revenue is recognized as the work is performed pursuant to the related contracts and the achievement of related milestones in accordance with the percentage of completion method based on input measures.

          Service revenues are recognized separately from the software element when the services are performed if vendor specific objective evidence of fair value exists to allocate the revenue to the various elements in a multi-element arrangement, the services are not essential to the functionality of any other element of the arrangement and the total price of the contract would vary with the inclusion or exclusion of the services.

          The Company normally sells its products to customers with payment terms that are less than 60 days.

          In certain specific and limited circumstances, the Company provides product return and price protection rights to certain distributors and resellers. The Company generally recognizes revenue from product sales upon shipment to resellers, distributors and other indirect channels, net of estimated returns or estimated future price changes. The Company’s policy is to not ship product to a reseller or distributor unless the reseller or distributor has a history of selling the Company’s products and the end user is known or has been qualified by the Company. The Company has established a reasonable basis through historical experience for estimating future returns and price changes. Actual returns have not been material to date. Price protection rights typically expire after 30 days and have not been material to date.

          Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the accompanying consolidated balance sheets.

ACTIVCARD S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)
(Unaudited)

Stock-based Compensation

          In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock Based compensation”, which recommends that the compensation cost for stock-based plans be measured using a fair value based method. The Company accounts for its employee stock option plans in accordance with the provisions of APB Opinion No. 25, which provides that no compensation costs be recorded if the exercise price of the options granted is equal to the fair market value of the Company’s stock as at the date of grant.

          In accordance with APB Opinion No. 25, the Company allocates to deferred stock compensation, the fair value of restricted stock when granted to employees of acquired companies if they remain as employees of the Company subsequent to the acquisition date. The Company amortizes the deferred stock compensation to expense using the straight-line method over the vesting period, which is three years.

          Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and warrants under the fair value method of SFAS 123. The fair value for these options and warrants was estimated at the date of grant using the Black-Scholes option pricing model.

          For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The pro forma disclosures include stock options issued to employees of the Company by ActivCard Corp. as they are for services rendered to the Company. The Company’s pro forma information follows:

	Three months ended March 31,

	2003	2002

Net loss, as reported	$(4,613)	$(28,606)
Less: Stock-based employee compensation expenses included in reported net loss	233	249
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,613)	(3,582)

Pro forma net loss	$(6,993)	$(31,939)

Net loss per share, as reported
Basic and diluted	$(0.11)	$(0.71)
Pro forma net loss per share
Basic and diluted	$(0.17)	$(0.79)

Foreign Currency

          The reporting currency of the Company and its subsidiaries is the U.S. dollar. All of the companies within the ActivCard Group use their local currency as their functional currency with the exception of ActivCard Ireland Ltd., which uses the US dollar as its functional currency. For those entities using their non-U.S. dollar currency as their functional currency, assets and liabilities are translated into the US dollar at exchange rates in effect at the balance sheet date and revenues and expenses are translated at weighted average exchange rates during the year. Translation adjustments arising upon the consolidation of non-U.S. Dollar financial statements are accumulated in shareholders’ equity as a translation adjustment within other comprehensive income.

          Transactions involving a currency other than the functional currency generate a gain or loss from the fluctuation of this currency relative to the functional currency and are recorded in the statement of operations during the respective period. The Company enters into and designates foreign currency forward exchange contracts to establish fair value hedges to mitigate these foreign transaction gains and losses.

          As required, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

ACTIVCARD S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)
(Unaudited)

Recent Accounting Pronouncements

          In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS No. 146 require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when an entity commits to an exit plan as previously required. SFAS 146 also requires that such a liability be measured at its fair value and subsequent changes to the liability be measured using the credit-adjusted risk-free rate used when the liability was initially recorded. The Company adopted the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s results of operations or financial position.

          In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods commencing after June 15, 2003. Management is currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on the Company’s operating results or financial condition.

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company adopted the disclosure requirements of FIN 45 in the fourth quarter of fiscal 2002 (see Note 11 concerning the reserve for warranty costs).  The recognition and measurement provisions apply to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We adopted the disclosure provisions of SFAS No. 148 at December 31, 2002. The Company has not yet determined the impact, if any, that the transition provisions of  SFAS No. 148 may have on its financial position or results of operations.

ACTIVCARD S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)
(Unaudited)

2.     Business Combinations

          In January 2002, the Company established a wholly owned subsidiary in South Africa and acquired certain assets from two privately held companies based in South Africa. The underlying assets purchased and liabilities assumed comprised a business and as such, the Company used the purchase method of accounting to allocate the purchase price to the assets acquired. The results of operations of the acquired business have been included in the Company’s condensed consolidated statements of operations from the acquisition date.

          In connection with the purchase price allocation for ActivCard South Africa, $68 was charged to earnings in the three months ended March 31, 2002 for acquired in-process research and development. The value assigned to acquired in-process research and development was based on estimated future cash flows over five years and was discounted at a rate of 30%.

3.     Restructuring and Business Realignment Expenses

          2002 Restructuring Plan

          In 2002, the Company commenced restructuring its business to enhance operational efficiency and reduce expenses. This restructuring and business realignment plan included a worldwide reduction in workforce across all functions of 90 employees, a reduction in excess facilities, and other direct costs. Of the terminated employees, 36 were employed in sales and marketing, 42 were employed in research and development, 7 were employed in general and administrative, 3 were employed in manufacturing and logistics and 2 were employed in corporate functions. The charge for excess facilities was comprised primarily of future minimum lease payments payable over a nine-year period ending February 2011, net of estimated sublease income of $734. Sublease income was estimated assuming current market lease rates and after estimated vacancy periods. Charges for the reduction in workforce consisted mainly of severance, outplacement and other termination costs.

          2003 Restructuring Plan

          In March 2003, the Company took further measures to restructure its business and reduce its operating costs by implementing a reduction in workforce that resulted in the termination of 14 employees. Of the terminated employees, 7 were employed in sales and marketing, 6 were employed in research and development and 1 was employed in manufacturing and logistics. Charges for the reduction in workforce consist of severance, outplacement and other termination costs.

          Components of restructuring and business realignment accruals, which are presented on the condensed consolidated balance sheet and in the condensed consolidated statements of operations for the year ended December 31, 2002 and the three months ended March 31, 2003 were as follows:

	2002 Restructuring		2003 Restructuring

	Facility Exit Costs	Workforce Reduction	Workforce Reduction	Total

Accrual balance at January 1, 2002	$—	$—	$—	$—
Provisions for restructuring and business realignment costs	5,423	2,706	—	8,129
Adjustments to accruals for changes in estimates	569	(112)	—	457
Payments	(701)	(1,658)	—	(2,359)
Asset write-offs	(214)	(717)	—	(931)

Accrual balance at December 31, 2002	5,077	219	—	5,296
Provisions for restructuring and business realignment costs	—	—	913	913
Adjustments to accruals for changes in estimates	—	34	—	34
Payments	(175)	(217)	(229)	(621)
Non-cash charges	—	—	(520)	(520)

Accrual balance at March 31, 2003	4,902	36	164	5,102
Less current portion	635	36	164	835

Long term portion	$4,267	$—	$—	$4,267

Estimated remaining cash expenditures	$4,902	$36	$164	$5,102

          Remaining cash expenditures to complete the facility exit activities will be made over the eight-year period ending February 2011. The Company expects to make remaining cash payments to complete the workforce reduction by September 30, 2003.

ACTIVCARD S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)
(Unaudited)

4.    Discontinued Operations

          On February 15, 2002, the Company executed its plan to dispose of the hosting operations of Authentic8. As a result of this decision, the results of operations of the hosting activities, an impairment of goodwill and other intangible assets and a write-down of fixed assets have been included in loss from discontinued operations in the consolidated statement of operations for the three months ended March 31, 2002. The Company determined the fair value of the reporting unit by discounting estimated future cash flows to assess whether there was an impairment in the carrying value of the goodwill and other intangibles.  The assets and liabilities related to the hosting operations have been classified as assets and liabilities held for sale on the consolidated balance sheet at December 31, 2002.

          On February 12, 2003, the Company entered into an agreement with VeriSign for the disposition of the assets and certain liabilities of the hosting operations of Authentic8. The results of operations of the hosting activities to March 14, 2003, the effective date of the agreement with VeriSign, have been included in the loss from discontinued operations in the consolidated statement of operations for the three months ended March 31, 2003.

          The loss from discontinued operations related to the disposal of the hosting operations of the former Authentic8 was comprised of the following:

	Three months ended March 31,

	2003	2002

Revenue	$76	$15

Loss from discontinued operations consists of:
Operating loss	$228	$384
Other charges:
Impairment of goodwill	—	13,169
Impairment of other intangibles	—	1,818
Write-down of property and equipment	—	547

	$228	$15,918

ACTIVCARD S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)
(Unaudited)

5.     Loss Per Share

          The following is a reconciliation of the numerator and denominator used to determine basic and diluted loss per share:

	Three months ended March 31,

	2003	2002

Numerator:
Loss from continuing operations	$(4,385)	$(12,688)
Loss from discontinued operations	(228)	(15,918)

	$(4,613)	$(28,606)

Denominator:
Shares used in computations, basic and diluted	41,954,924	40,511,626

Basic and diluted loss per common share:
From continuing operations	$(0.10)	$(0.31)
From discontinued operations	(0.01)	(0.40)

	$(0.11)	$(0.71)

          No amounts have been presented for diluted earnings per share for the periods where the effect of including the weighted average number of common shares available under share options, reserved rights, warrants and convertible bonds after applying the treasury stock method is anti-dilutive. Weighted average common share equivalents excluded in the three months ended March 31, 2003 and 2002 were 656,357 and 1,268,988, respectively.

6.     Comprehensive Loss

          The components of comprehensive loss are as follows:

	Three months ended March 31,

	2003	2002

Net loss	$(4,613)	$(28,606)
Other comprehensive income (loss):
Unrealized losses on short term investments	(57)	—
Change in cumulative translation adjustment	491	(272)

Total comprehensive loss	$(4,179)	$(28,878)

ACTIVCARD S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)
(Unaudited)

7.     Derivative Financial Instruments

          The Company utilizes a foreign exchange hedging program to mitigate transaction gains and losses resulting from exchange rate fluctuations on assets and liabilities held by ActivCard companies that were denominated in currencies other than the functional currency of the legal entity holding the related asset or liability. To achieve this objective, the Company regularly enters into various short-term foreign currency forward contracts that the Company accounts for as fair value hedging instruments to offset these foreign exchange transaction gains and losses.

          Foreign exchange gains and losses attributable to fair value hedging instruments reduce the foreign exchange gains and losses in the consolidated statements of operations. For the three months ended March 31, 2003 and 2002, foreign exchange losses from the fair value hedges were $137 and $146, respectively.

          Foreign exchange gains and losses reported on the consolidated statements of operations resulted from the translation of assets and liabilities denominated in a non-functional currency into the functional currency of the company that held the asset and/or liability.

          At March 31, 2003, the Company did not have any forward contracts outstanding to buy or sell foreign currency.

8.     Short-term Investments

          As of March 31, 2003, available-for-sale securities were as follows:

	March 31, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government and agency securities	$200,825	$652	$9	$201,468

          The contractual maturities of available-for-sale debt securities as of March 31, 2003 were as follows:

	March 31, 2003

	Amortized Cost	Estimated Fair Value

Within one year	$39,085	$43,072
Between one year and three years	159,740	156,394
Between three years and four years	2,000	2,002

	$200,825	$201,468

ACTIVCARD S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)
(Unaudited)

9.     Related Party Transactions

          During the three months ended March 31, 2003 and 2002, the Company had purchases of approximately $1,976 and $163, respectively, from SCM Microsystems, Inc. (“SCM”), a manufacturer of smart card readers. As of March 31, 2003 and December 31, 2002, amounts owing to SCM were $1,409 and $634, respectively. Although SCM is not a single source supplier to the Company of specific products, the companies do share the services of Steven Humphreys. Mr. Humphreys is the Chairman and Chief Executive Officer of ActivCard Corp. and the non-executive Chairman of SCM’s Board of Directors. Mr. Humphreys is not compensated for revenue transactions between the two companies.

10.     Inventories

          Inventories consist of the following:

	March 31, 2003	December 31, 2002

Components	$1,003	$911
Finished goods	3,295	2,577

	$4,298	$3,488

11.     Sales Warranty Commitments

          The activity in the allowance for sales warranties is summarized as follows:

Warranty Allowance

Sales warranty allowance balance at December 31, 2002	$43
Warranty costs incurred	(8)
Additions related to current period sales	16
Adjustments to accruals related to prior period sales	(7)

Sales warranty allowance balance at March 31, 2003	$44

ACTIVCARD S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)
(Unaudited)

12.     Segment Information

          The Company has two operating segments: Digital Identity Solutions and Managed Authentication Services. However, the Managed Authentication Services segment does not meet the quantitative thresholds for separate disclosure since it does not represent ten percent of any of combined revenues, loss from operations or total assets. Accordingly, the Company is disclosing segmented information by geographic area only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region for the three months ended March 31, 2003 and 2002 and as of March 31, 2003 and December 31, 2002:

	Europe	North America	Asia Pacific	Total

Three months ended March 31, 2003
Net revenues	$3,455	$8,914	$698	$13,067
Net loss	(2,828)	(989)	(796)	(4,613)
Three months ended March 31, 2002
Net revenues	$2,834	$5,193	$138	$8,165
Net loss	(3,702)	(7,512)	(17,392)	(28,606)

	Europe	North America	Asia Pacific	Total

March 31, 2003
Goodwill	$1,795	$8,698	$107	$10,600
Long lived assets	4,682	16,064	346	21,092
Total assets	20,941	262,701	2,294	285,936
December 31, 2002
Goodwill	$1,795	$8,698	$107	$10,600
Long lived assets	4,716	16,581	233	21,530
Total assets	23,311	260,908	2,173	286,392

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included in "Item 1. Financial Statements" in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the "Safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans and anticipated trends. The forward-looking statements in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and are subject to certain risks and uncertainties set forth in ActivCard Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 under the caption "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors", in ActivCard Corp.'s Annual Report on Form 10-K for fiscal year 2002 under the caption "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors", and as discussed elsewhere in this report on Form 10-Q and in other filings of ActivCard S.A. made with the SEC. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

Overview

          The following discussion and analysis of our financial condition and results of operations is based on the condensed consolidated financial statements of ActivCard S.A., a subsidiary of ActivCard Corp. the publicly listed company in the ActivCard group of companies. ActivCard S.A. is organized as a société anonyme, or limited liability corporation, under the laws of the Republic of France.

          ActivCard Corp. was incorporated in the State of Delaware in August 2002 for the purpose of changing the domicile of the publicly listed company in the ActivCard group of companies, previously ActivCard S.A., from the Republic of France to the United States. On January 6, 2003 ActivCard Corp. commenced a registered public exchange offer in which holders of ActivCard S.A. securities were offered one share of ActivCard Corp. common stock for each ActivCard S.A. common share and each ActivCard S.A. American depositary share (“ADS”) duly tendered. The registered exchange offer closed on February 3, 2003 with 24,409,937 common shares and 15,417,729 ADS’s exchanged for an equivalent number of shares of ActivCard Corp. common stock. The exchanged common shares and ADS’s represented 94.8% of the outstanding securities of ActivCard S.A. ActivCard Corp. does not have any assets or liabilities other than its investment in and receivable from ActivCard S.A. Unless otherwise indicated, references to “ActivCard”, “we”, “us” and “our” refer to the consolidated group of ActivCard companies, excluding ActivCard Corp.

          We develop, market and support digital identity solutions that enable our customers to issue, use and maintain digital identities in a secure, manageable and reliable manner. We market our solutions to the government, financial institutions, network service providers and enterprise customers directly through our own sales organization and indirectly through system integrators, resellers and original equipment manufacturers.

           We focus our development efforts on smart card related products, primarily in the form of software applications embedded on the smart card and client/server software to support multi-function capabilities including card issuance, provisioning and management of digital identities. In the three months ended March 31 2003 and 2002, 49% and 64% of revenues were derived from smart card related software, primarily from ActivCard Gold, ActivPack authentication server and license fees from product development agreements for the ActivCard Identity Management System and ActivCard Java Card Applets, respectively.

Critical accounting policies

          The discussion and analysis of our consolidated financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Note 2 to the Consolidated Financial Statements in ActivCard Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales warranties and allowance for doubtful accounts, long-lived assets, goodwill and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, the actual results could differ from those estimates.

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

          We derive our revenue primarily from:

•

The license of client and/or server software products, such as ActivCard Gold and Trinity secure sign-on software, ActivPack authentication server software, ActivCard Identity Management Systems and ActivCard Java Card Applets;

•	Software support and maintenance contracts;

•	Hardware products such as ActivCard Token, ActivReader and other smart card readers; and

•	License fees from product development agreements for customized and significantly modified software products.

          Significant management judgments and estimates must be made and used in connection with the revenue recognized in any reporting period.

          For all sales, we use a binding contract, purchase order or other form of documented agreement to evidence an arrangement with a customer. We do not include acceptance clauses for our shrink-wrapped software products such as ActivCard Gold. Acceptance clauses usually give the customer the right to accept or reject the software after we have shipped the product. However, we have provided certain customers with acceptance clauses for customized or significantly modified software products developed under product development agreements and, on occasion, for hardware products and client/server software products as well. In instances where an acceptance clause exists, we do not recognize revenues until the product is formally accepted by the customer in writing or the defined acceptance period has expired.

           Revenues are derived primarily from the sale of software licenses, hardware and service agreements. We apply the provisions of Statement of Position 97-2 and related guidance. Revenues from software license agreements are generally recognized upon shipment, provided that evidence of an arrangement exists, the fee is fixed or determinable, no significant obligations remain and collection of the corresponding receivable is probable. In software arrangements that include hardware products, rights to multiple software products, maintenance and/or other services, we allocate the total arrangement fee among each deliverable, based on vendor-specific objective evidence of fair value of each element if vendor-specific objective evidence of each element exists. We determine vendor specific evidence of fair value of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, vendor specific evidence of fair value of an element is established by management having the relevant authority as long as it is probable that the price, once established, will not change before separate introduction of the element in the marketplace. When arrangements contain multiple elements and vendor-specific objective evidence of fair value exists for all undelivered elements, we recognize revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein vendor specific objective evidence of fair value does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence of fair value exists or all elements have been delivered.

          Revenue from the sale of hardware products, such as ActivCard tokens and ActivReader, is recognized upon shipment of the product, provided that no significant obligation remains and collection of the receivable is considered probable.

           Post-contract customer support is recognized on a straight-line basis over the term of the contract.

          Service revenues include revenues from training, installation or consulting. From time to time, we enter into agreements with customers that require significant production, modification or customization of software in addition to the provision of services. Where the services are essential to the functionality of the software element of the arrangement, separate accounting for the services is not permitted and contract accounting is applied to both the software and service elements. In these cases, revenue is recognized as the work is performed pursuant to the related contracts and the achievement of related milestones in accordance with the percentage of completion method based on input measures.

          Service revenues are recognized separately from the software element when the services are performed if vendor-specific objective evidence of fair value exists to allocate the revenue to the various elements in a multi-element arrangement, the services are not essential to the functionality of any other element of the arrangement and the total price of the contract would vary with the inclusion or exclusion of the services.

          We normally sell our products to customers with payment terms that are less than 60 days.

          In certain specific and limited circumstances, we provide product return and price protection rights to certain distributors, resellers and end users. We generally recognize revenue from product sales upon shipment to resellers, distributors and other indirect channels, net of estimated returns or estimated future price changes. Our policy is to not ship product to a reseller or distributor unless the reseller or distributor has a history of selling our products and the end user is known or has been qualified by us. We have established a reasonable basis through historical experience for estimating future returns and price changes. Actual returns have not been material to date. Price protection rights typically expire after 30 days and have not been material to date.

          Amounts billed in excess of revenue recognized are recorded as deferred revenue. Unbilled work-in-process is recorded as a receivable.

Sales warranties

          Expenses associated with potential warranty claims are accrued at the time of sale, based on warranty terms and prior experience. We provide for the costs of warranty in excess of warranty coverage provided to us by the product assembly contractors. Our standard warranty period is ninety days for software products and one year for hardware products.

Allowance for doubtful accounts

          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay outstanding amounts. The provision is based on factors that include account aging, historical bad debt experience, customer creditworthiness and other known factors.

Inventories

          Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out method. Write-downs for slow-moving and obsolete inventories are provided based on historical experience and current product demand.

Purchase price allocations

          In 2001, we completed the acquisition of three companies, all of which were accounted for using the purchase method of accounting. In January 2002, we established a wholly owned subsidiary in South Africa and acquired certain assets from two privately held companies based in South Africa. We allocated the purchase price to the assets acquired and liabilities assumed at the date of purchase based on their fair values. In order to determine fair values, we had to make assumptions regarding estimated future cash flows and make estimates based on other factors. In certain cases, an allocation was made to acquired in process research and development which was charged to operations, as the research and development did not have alternative future uses as of the date of the acquisition. The allocation of purchase price among long-lived assets, which are depreciated, in-process research and development, which is expensed at the time of acquisition and goodwill, which is not amortized starting January 1, 2002, but evaluated periodically for impairment, has a significant impact on both current and future operating results.

Valuation of goodwill, long-lived and other intangible assets

          In assessing the recoverability of our goodwill, long-lived and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For identifiable long-lived assets, this evaluation includes an analysis of estimated expected future undiscounted net cash flows to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Fair value for identifiable long-lived assets is generally determined based on discounted cash flows.

          On February 15, 2002, as a result of changes in strategic plans, we executed a plan to dispose of the hosting operations of Authentic8 International. As a result of the changed circumstances, the estimates and assumptions for future cash flows from the hosting operation declined indicating that an impairment in the value of the related assets existed. Accordingly, we recorded a charge to earnings in the amount of $15.6 million in 2002, which included an impairment of the carrying value of goodwill and other intangibles of $15.0 million.

          Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded an impairment write-down of $5.1 million in the fourth quarter of 2002 to adjust the carrying value of acquired intangible assets to their estimated fair value as of December 31, 2002. The acquired intangible assets determined to be impaired consisted of developed and core technology, agreements, contracts, and trade names and trademarks.  In the future, any additional impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. At March 31, 2003, we had $12.7 million of goodwill and other intangible assets, which accounted for 4% of our total assets.

Restructuring activities

          We recorded charges of $0.9 million and $7.4 million in the three months ended March 31, 2003 and 2002, respectively, related to restructuring and business realignment plans. The plan executed in the first quarter of 2003 was a reduction in workforce consisting primarily of severance, outplacement and other costs. The plan announced in the first quarter of 2002 consisted primarily of a reduction in work force and facility vacancy costs. Accounting pronouncements in effect for restructuring activities initiated after December 31, 2002 required us to record a liability and charge when the liability was incurred rather than when we formally committed to the restructuring plan as previously required.  These provisions required us to measure the liability at fair value. Accounting pronouncements for restructuring costs in effect during 2002 required us to record provisions and charges when we had a formal and committed plan.  In the first quarter of 2002 we were required to make significant estimates related to the subletting of facilities in Fremont, California and Melbourne, Australia. Estimates related to sublease income are based on assumptions regarding expected vacancy periods required to locate and contract with suitable sublessees and current sublease market rates. In December 2002, we revised our estimate of expected sublease income and recorded an additional charge to earnings of $620 thousand. If the assumptions for these estimates change in the future due to changes in the market, the ultimate restructuring expenses for these facilities could vary by material amounts. Our policies, as supported by current authoritative guidance, require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities, as well as changes in estimates to amounts previously recorded.

Acquisitions

          In 2001, we acquired three companies, all of which were accounted for using the purchase method of accounting. In January 2002, we established a wholly owned subsidiary in South Africa and acquired certain assets from two privately held companies based in South Africa. The underlying assets purchased and liabilities assumed comprised a business and as such, we used the purchase method of accounting to allocate the purchase price to the assets acquired. The results of operations of the acquired businesses have been included in our consolidated statement of operations from their respective acquisition dates.

          ActivCard Asia Pte. Ltd.

          On March 26, 2001, we acquired the remaining 20% interest in ActivCard Asia Pte. Ltd. (“ActivCard Asia”) for $111 thousand. ActivCard Asia is now a wholly owned subsidiary.

          Safe Data System S.A.

          On June 27, 2001, we acquired 100% of the outstanding shares of Safe Data System S.A. (“Safe Data”), a privately held developer of user authentication software based in Montpellier, France. We acquired Safe Data to replace its existing authentication server as well as to augment its engineering resources and customer base.

          Authentic8 International Inc.

          On April 10, 2001, we mutually agreed to terminate an initial agreement to combine with Authentic8 International Inc. (“Authentic8”), a privately held, Australian-based company offering an outsourced remote access authentication service for banks and service operators. In connection with this, we recorded a charge against earnings in the amount of $3.1 million, which consisted of $2.0 million in professional fees and $1.1 million in break-up fees. Subsequently, we acquired 100% of the outstanding shares of Authentic8 on September 7, 2001. We acquired Authentic8 to augment our technology and customer base as well as to acquire a managed authentication service model and obtain expertise associated with outsourcing a service.

          American Biometric Company Ltd. (Ankari)

          On November 13, 2001, we acquired 100% of the outstanding shares of American Biometric Company Ltd. (“Ankari”), a privately held company based in Ottawa, Canada. Ankari’s software framework provides organizations with the ability to verify network user access through the use of any combination of passwords, digital certificates, security tokens, smart cards and biometrics. We acquired Ankari to augment our technology, customer base and engineering resources.

          ActivCard South Africa (Newshelf 650 Pty. Ltd)

          In January 2002, we acquired certain assets from two privately held companies based in South Africa. The underlying assets purchased and liabilities assumed comprised a business that develops and markets biometric authentication systems and related software development kits. We acquired the assets to augment our technology and to establish a sales presence in South Africa.

Results of operations

          The following table sets forth the selected items from our condensed consolidated statements of operations expressed as a percentage of total revenues for the periods presented:

	Three months ended March 31

	2003	2002

Percentage of revenue
Revenue	100.0%	100.0%
Cost of revenue	39.5	32.4

Gross profit	60.5	67.6

Operating expenses
Research and development	33.6	61.1
Sales and marketing	39.4	64.1
General and administrative	10.5	11.4
Amortization of acquired intangible assets	1.2	6.9
Other charges	16.8	95.1

Total operating expenses	101.5	238.6

Loss from continuing operations	(41.0)	(171.0)
Non-operating income (expense)
Interest expense	—	—
Interest income	9.5	15.3
Foreign exchange (loss) gain	(1.7)	0.3

Loss from continuing operations before income taxes	(33.2)	(155.4)
Income tax expense	(0.5)	—
Loss from discontinued operations	(1.7)	(194.9)

Net loss	(35.4)%	(350.3)%

Revenues

	Three months ended March 31,

	2003	2002	% Change

	(in thousands)
Hardware revenues	$5,485	$2,656	+107%
Software and maintenance revenues	7,582	5,509	+38%

	$13,067	$8,165	+60%

          The increase in hardware revenues of 107% in the first three months of 2003 compared to the first three months of 2002 reflected increased demand from U.S. government agencies for smart card readers and corporate and financial institutional customers for our token-based products in Europe. The increase in software and maintenance revenues of 38% in the first quarter of 2003 compared to the first quarter of 2002 reflects our continued focus on smart card related products, primarily software applications embedded on the smart card and client/server software to support multi-function capabilities including card issuance, provisioning, usage and management of digital identities. The increase in software and maintenance revenues was achieved primarily in the United States with deployments of ActivCard Gold client software, the ActivCard Identity Management System and ActivCard JavaCard Applets by the U.S. Department of Defense.

          Revenues by geographic region, expressed as a percentage of total revenues, are as follows:

	Three months ended March 31,

	2003	2002	% Change

	(% of total revenue)
North America	68%	64%	+4%
Europe	27%	35%	-8%
Asia	5%	1%	+4%

	100%	100%

          Revenues by customer segment, expressed as a percentage of total revenues, are as follows:

	Three months ended March 31,

	2003	2002	% Change

	(% of total revenue)
Government	64%	55%	+9%
Financial	18%	33%	-15%
Corporate	18%	12%	+6%

	100%	100%

          The increase in revenues in North America of 4% and the Government segment of 9% in the first quarter of 2003 compared to the first quarter of 2002 were the result of expanding deployments of smart card based digital identification by the U.S. Department of Defense. Revenues in North America consisted primarily of ActivCard Gold client software and related smart card readers and ActivCard Identity Management System sales sold indirectly through various system integrators into U.S. government agencies. European revenues were primarily related to ActivCard Token and ActivPack authentication server sales into European financial institutions for commercial and internal applications.

Gross margin

	Three months ended March 31,

	2003	2002	% Change

Hardware gross margin as a percentage of hardware revenues	31%	31%	—%

Software and maintenance gross margin as a percentage of software and maintenance revenues	82%	85%	-3%

Total gross margin	60%	68%	-8%

          Gross margin totaled $7.9 million and $5.5 million in the three months ended March 31, 2003 and 2002, respectively.

          Total gross margin decreased 8% in the first quarter of 2003 compared to the first quarter of 2002 due to a shift in the product mix resulting in an increased proportion of hardware sales from lower margin reader sales. The software and maintenance gross margin percentage declined 3% in the first quarter of 2003 compared to the first quarter of 2002 as a result of increased costs of software support activities for our large government deployments.

Research and development expenses

	Three months ended March 31,

	2003	2002	% Change

	(in thousands)
Research and development expenses	$4,394	$4,988	-12%

          Research and development expenses decreased 12% in the first quarter of 2003 compared to the first quarter of 2002 pursuant to our restructuring and business realignment activities executed during 2002 that included the reductions in headcount and relocation of certain development activities to lower cost locations.

          In connection with the purchase of certain assets from two privately held companies based in South Africa in January 2002, the portion of the purchase price that was attributed to research and development assets was as follows (in thousands):

Developed and core technology	$182
Acquired in process research and development	68

Acquired research and development assets	$250

          The values attributed to acquired in-process research and development assets were based on discounted estimated future cash flows on a project-by-project basis over periods ranging over four years for developed technologies and five years for core technologies and in process research and development. The discount rates used ranged from 20% to 25% for developed and core technology and 30% for in process research and development.

          The nature of the research and development assets purchased from the two privately held South African companies related to biometric authentication systems and related software development kits. An initial limited version of the biometric authentication system allows developers and solution providers to offer enhanced fingerprint authentication. At the time of asset purchase, the product was released to a limited and controlled group of customers. The full-featured product was released to the general marketplace in April 2002 and generated revenues starting in the quarter ended June 30, 2002. No material additional development is planned. The cost to complete the development work was less than $25 thousand and related to completion of functionality and features.

          The portion of the purchase price of the acquired assets that related to acquired research and development assets that had no alternative future use amounted to $68 thousand and was charged to operations as expense in the first quarter of 2002.

Sales and marketing expenses

	Three months ended March 31,

	2003	2002	% Change

	(in thousands)
Sales and marketing expenses	$5,147	$5,232	-2%

          In the three months ended March 31, 2003, selling and marketing expenses decreased 2% compared to the three months ended March 31, 2002 as a result of headcount reductions implemented as part of our restructuring and business realignment plan and reduced marketing activities in 2002.

General and administrative expenses

	Three months ended March 31,

	2003	2002	% Change

	(in thousands)
General and administrative expenses	$1,374	$927	+48%

          General and administrative expenses increased 48% in the first quarter of 2003 compared to the first quarter of 2002 as a result of increased professional fees related to the defense of our intellectual property and implementation of new regulatory reporting and compliance regulations.

Amortization of acquired intangible assets

	Three months ended March 31,

	2003	2002	% Change

	(in thousands)
Amortization of acquired intangible assets	$152	$566	-73%

          The amortization of acquired intangible assets related primarily to the acquisitions of Safe Data and Ankari and decreased 73% in the first quarter of 2003 compared to the first quarter of 2002 as a result of an impairment write-down of $5.1 million in the fourth quarter of 2002 to adjust the carrying value of acquired intangible assets to their estimated fair value as of December 31, 2002. The amortization of acquired intangible assets consisted of the amortization of developed and core technology, agreements, contracts, trade names and trademarks.

Other charges

	Three months ended March 31,

	2003	2002	% Change

	(in thousands)
Other charges	$2,190	$7,771	-72%

          Other charges for the respective comparative periods consisted of the following:

	Three months ended March 31,

	2003	2003

	(in thousands)
Acquired in process research and development	$—	$68
Amortization of deferred stock compensation:
Cost of revenue	10	7
Research and development	156	190
Sales and marketing	106	128
General and administrative	26	26
Restructuring and business realignment expenses	947	7,352
Re-incorporation expenses	945	—

	$2,190	$7,771

          Acquired in-process research and development was $68 thousand in the first quarter of 2002 and related to the acquisition of ActivCard South Africa.

          Amortization of deferred stock compensation amounted to $298 thousand and $351 thousand for the three months ended March 31, 2003 and 2002, respectively. These amounts relate to amortization of shares issued to certain employees of Safe Data who remained as employees of ActivCard as well as amortization of deferred stock compensation related to options and warrants granted at exercise prices that were less than the fair value of our share price on the date of grant. The amount of deferred stock compensation of $2.2 million on March 31, 2003 will be amortized over the remaining vesting period on a straight-line basis through October 2005.

          In 2002, we commenced consolidation of certain operations in order to enhance operational efficiency and reduce expenses and recorded restructuring and business realignment costs of $8.6 million of which $7.4 million was recorded in the three months ended March 31, 2002. Restructuring and business realignment expenses consist of severance and other costs associated with the reduction of employee headcount of $2.6 million, facility exit costs of $6.0 million, consisting primarily of approximately nine years of minimum lease payments due under certain excess facilities lease agreements, net of estimated sublease revenue. The severance costs were for 90 employees, of which 36 were employed in sales and marketing, 42 were employed in research and development, 7 were employed in general and administrative activities, 3 were employed in manufacturing and logistics and 2 were employed in corporate functions.

          In the three months ended March 31, 2003 we took further measures to restructure our business and reduce our operating costs by implementing a reduction in workforce that resulted in the termination of 14 employees. Of the terminated employees, 7 were employed in sales and marketing, 6 were employed in research and development and 1 was employed in manufacturing and logistics. Charges for the reduction in workforce were $947 thousand and consisted of severance, outplacement and other termination costs.

          Remaining cash expenditures of $4.9 million to complete the facility exit activities will be made over the eight-year period ending February 2011. We expect to make remaining cash payments of $200 thousand to complete the work force reduction by September 30, 2003.

          In the first quarter of 2003, we incurred charges of $945 thousand related to the change in domicile of the publicly listed company in the ActivCard group from the Republic of France to the United States, which was completed in February 2003. The charges consisted primarily of share cancellation expenses and professional fees associated with the regulatory filings prepared in connection with the exchange offer and filed with the SEC and the Belgian Banking and Finance Commission. Total charges incurred to March 31, 2003 to complete the change in domicile were $1.9 million.

Interest income and expense

	Three months ended March 31,

	2003	2002	% Change

	(in thousands)
Interest expense	$—	$(7)	-100%

Interest income	$1,245	$1,249	0%

          Interest expense in the three months ended March 31, 2002 related to loans and capital lease obligations assumed on the acquisition of Safe Data in 2001 that were repaid in 2002.

          Interest income in the first quarter of 2003 was at the same level as the first quarter of 2002 as the effects of lower interest rates in effect during the first quarter of 2003 were offset by higher invested balances in short term investments.

Foreign exchange gains and losses

	Three months ended March 31,

	2003	2002	% Change

	(in thousands)
Foreign exchange (loss) gain	$(216)	$35	-717%

          Foreign exchange gains decreased to a loss of $216 thousand in the first quarter of 2003 compared to the first quarter of 2002. The average exchange rate of the Euro relative to the U.S. dollar was 1.07 and 0.89 for the three months ended March 31, 2003 and 2002, respectively.

Income tax expense

	Three months ended March 31,

	2003	2002	% Change

	(in thousands)
Income tax expense	$(62)	$(1)	+6200%

          Income tax expense in the three months ended March 31, 2003 and 2002 consisted of minimum annual franchise taxes in certain jurisdictions.

Discontinued operations

	Three months ended March 31,

	2003	2002	% Change

	(in thousands)
Loss from discontinued operations	$(228)	$(15,918)	-99%

          On February 15, 2002, we executed a plan to dispose of the hosting operations of Authentic8. The assets and liabilities related to the hosting operations were classified as assets and liabilities held for sale on the consolidated balance sheet at December 31, 2002 and the charge to earnings classified as a loss from discontinued operations on the consolidated statement of operations for the three months ended March 31, 2002.

          On February 12, 2003, the Company entered into an agreement with VeriSign for the disposition of the assets and certain liabilities of the hosting operations of Authentic8. The results of operations of the hosting activities to March 14, 2003, the effective date of the agreement with VeriSign, have been included in the loss from discontinued operations in the condensed consolidated statement of operations for the three months ended March 31, 2003.

          The loss from discontinued operations related to the disposal of the hosting operations of the former Authentic8 was comprised of the following:

	Three months ended March 31,

	2003	2002

	(in thousands)
Revenue	$76	$15

Loss from discontinued operations consists of:
Operating loss	$228	$384
Other charges:
Impairment of goodwill	—	13,169
Impairment of other intangibles	—	1,818
Write-down of property and equipment	—	547

	$228	$15,918

Liquidity and capital resources

          As of March 31, 2003 we had cash and equivalents and short-term investments of $245.1 million, a decrease of $3.3 million from $248.4 million at December 31, 2002. In the first quarter of 2003, we consumed $4.6 million of cash from continuing operations primarily due to a loss from continuing operations in the period of $4.3 million. We consumed $5.7 million of cash from continuing operations in the first quarter of 2002 primarily from a net loss from continuing operations of $12.7 million offset by an increase in restructuring and business realignment accruals of $5.1 million.

          Accounts receivable, net of allowances, increased to $10.9 million as of March 31, 2003 from $9.2 million as of December 31, 2002. Days sales outstanding, which is a measure of the average collection period of trade accounts receivable, increased to 76 days at March 31, 2003 from 69 days as of December 31, 2002. We experienced some seasonality in the government sector in the first two months of the first quarter of 2003 that resulted in proportionately increased shipments in the last month of the quarter. The credit terms extended to our customers are typically less than 60 days, which has not changed during the periods presented.

          Investing activities during the three months ended March 31, 2003 consisted primarily of investments in short-term securities and capital expenditures in 2002. Purchases of short-term investments, net of proceeds from sales and maturities of short-term investments, totaled $112.2 million in the first quarter of 2003 as we invested excess cash and equivalents in U.S. government and government agency securities. In the first quarter of 2002 we also acquired certain assets and assumed certain liabilities of two privately held companies based in South Africa totaling $1.2 million including acquisition costs and recovered $1.8 million from closing balance sheet adjustments from the purchase of Safe Data and Authentic8. Capital expenditures of $0.4 million and $0.5 million in the three months ended March 31, 2003 and 2002, respectively, consisted of leasehold improvements, furniture and fixtures, computers and lab equipment.

          Financing activities of $1.5 million and $0.8 million for the three months ended March 31, 2003 and 2002, respectively, consisted primarily of proceeds from the issuance of common shares resulting from the exercise of stock options.

          At March 31, 2003 we had $4.3 million of long term restructuring accruals compared to $4.4 million at December 31, 2002. Long-term restructuring accruals represent remaining cash expenditures to complete the facility exit activities and will be paid over the eight-year period ending February 2011. At March 31, 2003 and 2002 we had $580 thousand and $525 thousand, respectively, of other long-term liabilities consisting primarily of deferred rent.

          Our future capital requirements, the timing and amount of expenditures, and the adequacy of funds available to us will depend on our success in developing and selling new and existing products. Based on our current plans, we believe that existing cash balances will be adequate to satisfy our capital requirements at least through 2003.

          We intend to pursue business acquisition opportunities that provide business, products, technologies or even sales channels that are complementary to our business.

Recent accounting pronouncements

          In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS No. 146 require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when an entity commits to an exit plan as previously required. SFAS 146 also requires that such a liability be measured at its fair value and subsequent changes to the liability be measured using the credit-adjusted risk-free rate used when the liability was initially recorded. We adopted the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our results of operations or financial position.

          In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods commencing after June 15, 2003. We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our operating results or financial condition.

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The adoption of FIN 45 did not have a material effect on our operating results or financial condition.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We adopted the disclosure provisions of SFAS No. 148 at December 31, 2002. We have not yet determined the impact, if any, that the transition provisions of SFAS No. 148 may have on our financial position or results of operations.

Risk Factors

Risks of the business

We have a history of losses and we may experience losses in the foreseeable future.

          We have not achieved profitability on an operating basis and we may continue to incur operating losses in the foreseeable future. We incurred losses from continuing operations of $4.4 million and $12.7 million in the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, our accumulated deficit was $120.4 million, which represents our net losses since we began our operations. Even with our sizable cash balances, we may not become profitable or be able to significantly increase our revenue.

          Although our revenues have increased, we will need to achieve significant incremental revenue growth to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenues will grow more slowly than we anticipate or that operating expenses will exceed our expectations.

Our industry is characterized by rapid technological change and we must continually improve our products to remain competitive.

          The market for network security products is characterized by rapid technological advances, changes in customer requirements, evolving industry standards and frequent new product introductions and enhancements. If we do not continually modify and adapt our products and improve the performance features and reliability of our products in response to advances and changes in technology and standards, our business could be adversely affected and our products and technology could become obsolete or less marketable. Moreover, if new Internet, networking or telecommunications technologies or standards become widely adopted, or if other technological changes occur, we may need to adapt our products. Our future operating results will depend upon our ability, on a timely basis, to enhance our current products and to develop and introduce new products that address the increasingly sophisticated needs of the marketplace and that keep pace with technological developments, new competitive product offerings and emerging industry standards. The process of developing our products and services is extremely complex and requires significant ongoing development efforts.

Results vary significantly from quarter-to-quarter and it is difficult to forecast future results.

          Our operating results are difficult to forecast and may continue to fluctuate. As a result, period-to-period comparisons of our operating results are not necessarily meaningful. Factors that influence our operating results include:

•	Changes in customer capital spending budgets;

•	Significant advances in techniques for attacking cryptographic systems;

•	Publicity regarding the successful circumvention of security features of products similar to our products;

•	Government regulation limiting the use, scope and strength of the cryptography used in our products;

•	The size, timing and delivery requirements of individual product orders and related services;

•	Market acceptance of our new digital identity management products;

•	Customer order deferrals in anticipation of new product releases or changes in customer deployment plans;

•	The lack of a significant order backlog;

•	The lengthy sales cycle of our products due to the complexity of the products and services composition and the challenges in assessing customer environments and interoperability requirements;

•	The ability to source third party hardware and software products for inclusion into final product mix;

•	The ability to obtain acceptance of orders due to changes in customer environment or services delivery;

•	The level of product and price competition;

•	Our ability to develop new and enhanced products and control costs;

•	The mix of products, goods and services sold;

•	The mix of distribution channels through which our products are sold;

•	Our ability to integrate the technology and operations of acquired businesses; and

•	Foreign currency exchange rate fluctuations.

          Our expense levels are based, in part, on our expectations of future revenues and if such expectations are not met, our operating results will be adversely affected. Further, net income (loss) may be disproportionately affected by a reduction in revenues because of the relatively small amount of our expenses that vary with our revenues.

We experience seasonal fluctuations in sales and, as a result, our revenues may fluctuate significantly from period to period.

          As a significant portion of our operating expenses are fixed, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter. As with many companies that have a substantial presence in Europe, the third quarter has typically been a challenging quarter due to the traditional slowdown of economic activity throughout Europe in the summer months. If, as anticipated, our revenues reflect an increasing proportion of software licenses in the future, we may experience another form of seasonality typical of other software companies. Software customers have a tendency to delay purchases until the fourth quarter as driven by an annual budgetary phenomenon. This typically causes first quarter revenues to be lower than the previous fourth quarter revenues. In recent years, we have experienced a proportional increase in revenues from the U.S. federal government whose budgetary year ends September 30. Other companies that derive a significant proportion of their revenues from the U.S. federal government often experience lower fourth quarter revenues than third quarter revenues due to the annual budgetary process. Although we have not experienced such seasonality in the past, we may in the future if our U.S. federal government revenues continue to increase.

          In addition, a significant percentage of our quarterly revenues occur during the last weeks of the quarter. This has reduced the visibility of our quarterly operating results and increased the risk that revenues expected in a quarter will not be realized until future quarters.

Our operating margins may decline in future periods as we make significant expenditures necessary to remain competitive.

          Depending on market conditions, market opportunities, actual revenues achieved and the competitive landscape, we may increase our investment in research and development and, to a lesser extent, sales and marketing organizations. In addition, we may make additional investments in our general and administrative infrastructure. As a result, operating margins may decrease from historical levels. The amount and timing of these additional expenditures are likely to result in fluctuations in operating margins. Any material reduction in gross or operating margins could materially adversely affect our operating results. In addition, we could receive limited returns on the investments we have made in resources to develop and market new products if we are not successful introducing new products or if these new products are not accepted in the marketplace.

We derive revenue from only a limited number of products and we do not have a diversified product base.

          Substantially all of our revenues are derived from the sale of our digital identity systems and products. We anticipate that substantially all of the growth in our revenue, if any, will also be derived from these sources. If for any reason our sale of these products is impeded, and we have not diversified our product offerings, our business and results from operations could be harmed.

Our customer base is highly concentrated and the loss of any one of these customers could adversely affect our business.

          Historically, we have experienced a concentration of revenues through certain of our channel partners to customers. In the three months ended March 31, 2003 and 2002, there was a high concentration of revenues through a number of system integrators to the U.S. Department of Defense. Many of our contracts with our significant channel partners are short-term. If any of these channel partners did not renew their contract upon expiration, or if there was a substantial reduction in sales to any of our significant customers, it could adversely affect our business and operating results.

          In the first quarter of 2003, two customers accounted for 55% of revenues. In the first quarter of 2002, two customers accounted for 30% of revenues. Our customers consist primarily of system integrators, resellers, distributors and OEMs. We ship product to the U.S. Department of Defense exclusively through system integrators. In the first three months ended March 31, 2003 and the year ended December 31, 2002, we shipped product to many departments within the U.S. Department of Defense through system integrators such as Northrop Grumman. Our subcontract agreement with Northrop Grumman expires in July 2003. We cannot be certain the subcontract agreement with Northrop Grumman will be renewed or extended.

          In the aggregate, the U.S. Department of Defense, as an end-user, accounted for more than 50% of our consolidated revenues in the three months ended March 31, 2003 and 2002. Three end-users, representing departments within the U.S. Department of Defense, each accounted for 10% of consolidated revenues during these periods. We expect to continue to depend upon a small number of large customers for a substantial portion of our revenue.

We have a long and often complicated sales cycle for individual orders, which can result in significant revenue fluctuations from quarter to quarter.

          The sales cycle for our products, which is the period of time between the identification of a potential customer and completion of the sale, is typically long and subject to a number of significant risks over which we have little control. As our operating expenses are based on anticipated revenue levels, a small fluctuation in the timing of sales can cause our operating results to vary significantly from period to period. If revenue falls significantly below anticipated levels, our business would be seriously harmed.

          A typical sales cycle is often six to nine months in the case of an enterprise customer, and more than twelve months in the case of a network service provider customer or government entity.

          Purchasing decisions for our products and systems may be subject to delay due to many factors that are not within our control, such as:

•	The time required for a prospective customer to recognize the need for our products;

•	The time and complexity for us to assess and determine a prospective customer’s IT environment;

•	The significant expense of digital identity products and network systems;

•	The customer’s requirement for customized features and functionalities;

•	The customer’s internal budgeting process; and

•	Internal procedures a customer may require for the approval of large purchases.

          Furthermore, the implementation process is subject to delays resulting from network administrative concerns associated with incorporating new technologies into existing networks, deployment of a new network system or preservation of existing network infrastructure and data migration to the new system. Full deployment of our technology and products for such networks, servers or other host systems is usually scheduled to occur over a two-to-three-year period and the licensing of digital identity systems and products, including client and server software, smart cards, readers, tokens and the recognition of maintenance revenues would also occur over this period.

The market for our products is still developing and if the industry adopts standards or a platform different from our platform, then our competitive position would be negatively affected.

          The market for digital identity products is still emerging and is also experiencing consolidation. The evolution of the market is in a constant state of flux that may result in the development of different network computing platforms and industry standards that are not compatible with our current products or technologies.

          We believe that smart cards are an emerging platform for providing digital identity for network applications and services. Our business model is premised on the smart card becoming a common access platform for network computing in the future. Further, we have focused on developing our products for particular operating systems related to smart card deployment and use. Should platforms other than the smart card emerge as a preferred platform or should operating systems other than the specific systems we have focused on emerge as preferred operating systems, our current product offerings could be at a disadvantage to competitors who have been focusing on alternative platforms and operating systems. If this were to occur, our future growth and operating results could suffer.

          In addition, the digital identity market lacks industry-wide standards. While we are actively engaged in discussions with industry peers to define what standards should be, it is possible that any standards eventually adopted could prove disadvantageous to or incompatible with our business model and product lines.

The nature of our bidding process and competitive pressures may, in the future, force us to sell products at a loss.

          We engage in competitive bidding practices for some of our contracts that in the future could result in our costs exceeding our revenues for some contracts. We generate a portion of our revenue from contracts and purchase orders awarded through competitive bidding processes. Our bids will not always be accepted or, if accepted, awarded contracts may not generate enough revenue to be profitable. The competitive bidding process is typically lengthy and often results in the expenditure of financial, engineering and other resources early in the process and also in connection with bids that are not accepted. Additionally, inherent in the competitive bidding process is the risk that our costs may exceed projected costs upon which a submitted bid or contract price is based.

We may be adversely affected by operating in international markets.

          Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results from operations and financial condition. International sales are a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for customers from those countries to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. In the first quarter of 2003 and 2002, markets outside of North America accounted for 32% and 36% of consolidated revenues, respectively.

          We face a number of risks inherent in doing business in international markets, including among others:

•	Unexpected changes in regulatory requirements;

•	Potentially adverse tax consequences;

•	Export controls relating to encryption technology;

•	Tariffs and other trade barriers;

•	Difficulties in staffing and managing international operations;

•	Changing economic or political conditions;

•	Exposures to different legal standards;

•	Burdens of complying with a variety of laws and legal systems;

•	Fluctuations in currency exchange rates; and

•	Seasonal reductions in business activity during the summer months in Europe as well as other parts of the world.

          While we prepare our financial statements in U.S. dollars, we have historically incurred a substantial portion of our expenses in Euros and prior to the Euro, French francs. We expect that a significant portion of our expenses will continue to be incurred in Euros and, to a lesser extent, in other non-U.S. foreign currencies. Fluctuations in the value of the Euro and other currencies relative to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. Due to the constantly changing currency exposures and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results.

We rely on the services of certain executive officers and key personnel, the loss of whom could adversely affect our operations.

          Our future success depends largely on the efforts and abilities of our executive officers and senior management and other key employees, including technical and sales personnel. The loss of the services of any of these persons could harm our business. We do not maintain any key-person insurance for any of our employees.

Our cost reduction initiatives may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

          In connection with our effort to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, we restructured our organization in 2002 and the first quarter of 2003, with substantial reductions in our workforce. There have been and may continue to be substantial costs associated with the workforce reductions, including severance and other employee–related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operations. In that case, their absence may create significant difficulties. This personnel reduction may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense.

Our ability to remain competitive depends in part on attracting, hiring and retaining qualified technical personnel.

          Our future success depends in part on the availability of qualified technical personnel, including personnel trained in software and hardware applications within specialized fields. As a result, we may not be able to successfully attract or retain skilled technical employees, which may impede our ability to develop, install, implement and otherwise service our software and hardware systems and to efficiently conduct our operations.

          The information technology and network security industries are characterized by a high level of employee mobility and the market for technical personnel remains extremely competitive in certain regions. This competition means there are fewer highly qualified employees available to hire, the costs of hiring and retaining such personnel are high and they may not remain with our company once hired. Furthermore, there is continuing pressure to provide technical employees with stock options and other equity interests in our company, which may dilute our earnings (loss) per share.

          Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive, might lead to additional departures of existing personnel and could have a material adverse effect on our business, operating results and financial condition. The addition and assimilation of new personnel may be made more difficult by the fact that our research and development personnel are split between France, the United States and Canada, and our sales and marketing activities are located on three continents, thus requiring the coordination of organizations separated by geography and time zones, and the interaction of personnel with disparate business backgrounds, languages and cultures.

It is difficult to integrate acquired companies, products and technologies into our operations and our inability to do so could greatly lessen the value of any such acquisitions.

          In January 2002, we established a wholly owned subsidiary in South Africa and acquired certain assets from two privately held companies based in South Africa. In 2001, we acquired Safe Data System S.A. in Montpellier, France, Authentic8 International Inc. in Melbourne, Australia and American Biometric Co. Ltd. (Ankari) in Ottawa, Canada. We may make additional strategic acquisitions of companies, products or technologies in the future in order to implement our business strategy. If we are unable to successfully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of such acquisitions. For example, in the first quarter of 2002, we decided to dispose of certain of the operations of Authentic8. As a result of this decision, we recorded a $16.8 million charge to earnings in year ended December 31, 2002 associated with the impairment of goodwill and other intangibles, write-down of property and equipment and loss from discontinued operations. Additionally, following the consummation of an acquisition, disputes may arise regarding indemnity, earn-out and other provisions in the acquisition agreement.  For the foregoing reasons, acquisitions may subject us to unanticipated liabilities or risks, disrupt our operations and divert management’s attention from day-to-day operations.

          To date, we have primarily used cash to finance our business acquisitions. We may incur debt or issue equity securities to finance future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, our profitability may suffer due to acquisition-related expenses and the amortization of acquired intangible assets.

          Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded an impairment write-down of $5.1 million in the fourth quarter of 2002 to adjust the carrying value of acquired intangible assets to their estimated fair value as of December 31, 2002. In the future, any additional impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. At March 31, 2003, we had $12.7 million of goodwill and other intangible assets, which accounted for 4% of our total assets.

We rely on strategic relationships with other companies to develop and market our products. If we are unable to enter into any such relationships, or if we lose an existing relationship, our business could be harmed.

          Our success depends on establishing and maintaining strategic relationships with other companies to develop, market and distribute our technology and products and, in some cases, to incorporate our technology into their products. Part of our business strategy has been to enter into strategic alliances and other cooperative arrangements with other companies in the industry. We are currently involved in cooperative efforts to incorporate our products into products of others, to jointly engage in research and development efforts and to jointly engage in marketing efforts and reseller arrangements. None of these relationships are exclusive, and some of our strategic partners also have cooperative relationships with certain of our competitors.

          If we are unable to enter into cooperative arrangements in the future or if we lose any of our current strategic or cooperative relationships, our business could be harmed. We do not control the time and resources devoted to such activities by parties with whom we have relationships. In addition, we may not have the resources available to satisfy our commitments, which may adversely affect these relationships. These relationships may not continue, may not be commercially successful, or may require the expenditure of significant financial, personnel and administrative resources from time to time. Further, certain of our products and services compete with the products and services of our strategic partners. For example, Schlumberger distributes software for logical security applications using smart cards in addition to the smart card products that they license from our company. This competition may adversely affect our relationships with our strategic partners, which could adversely affect our business.

The nature of our operations makes us particularly susceptible to power outages, computer viruses, acts of terrorism and natural disasters.

          Our operations are vulnerable to damage or interruption from computer viruses, human error, natural disasters, telecommunication failures, intentional acts of vandalism or terrorism and similar events. In particular, our U.S. headquarters are located in the San Francisco Bay area, which is known for seismic activity. We have not established a formal disaster recovery plan, and our back-up operations and business interruption insurance may not be adequate to compensate us for losses that occur. A significant business interruption would result in losses or damages incurred and would harm our business.

          Furthermore, we rely on continuous power supply to conduct our business and energy shortages, similar to those experienced in California during 2001, could disrupt our operations and increase our expenses. We currently do not have alternate sources of power, and our current insurance does not provide coverage for any damages that we or our customers may suffer as a result of any interruption in our power supply. If we experienced a disruption in power supply, we would be temporarily unable to continue operations at our California facilities. This could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

Legislative actions, higher insurance cost and potential new accounting pronouncements are likely to impact our future financial position and results of operations.

          There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings which will have an impact on our future financial position and results of operations.  The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs.  In addition, insurers are likely to increase premiums as a result of high claims rates over the past year, which we expect will increase our premiums for our various insurance policies.  Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense.  These and other potential changes could materially increase the expenses we report under generally accepted accounting principles and adversely affect our operating results.

Risks related to the industry

Political and economic uncertainty and the recent U.S. economic downturn may cause our company to fail to meet expectations, which could negatively impact the price of our stock.

          Our operating results can vary significantly based upon the impact of changes in global and domestic economic and political conditions. Capital investment by businesses, particularly investments in new technology, has been experiencing substantial weakness. Political and economic uncertainty and the threat of new terrorist attacks on the United States have contributed to continuing economic and political uncertainty that could result in a further decline in new technology investments. These uncertainties could cause customers to defer or reconsider purchasing our products or services if they experience a downturn in their business or if there is a further downturn in the general economy. Such events could have a material adverse effect on our business.

Demand for our products depends, in part, on the continued growth of the Internet and other communications networks.

          If the use of the Internet and other communications networks does not continue to grow, demand for our products may not increase. Successful implementation of our strategy depends in large part on the continued growth in the use of the Internet and other communications networks based on internetworking protocols. If the use of these networks does not continue to grow, or if it grows more slowly than we expect, the demand for our products may not increase. As certain types of network transactions and applications, such as electronic commerce, are still evolving, we cannot predict the size of the market and its sustainable growth rate. To date, many businesses and consumers have been deterred from using these networks for a number of reasons, including, but not limited to:

•	Potentially inadequate development of network infrastructure;

•	Security concerns including the potential for user impersonation and fraud or theft of stored data and information communicated over networks;

•	Inconsistent quality of service;

•	Lack of availability of cost-effective, high-speed network service;

•	Limited numbers of local access points for corporate users;

•	Inability to integrate business applications on the networks;

•	The need to operate with multiple and frequently incompatible products;

•	Limitations on networks due to increased users and lack of sufficient infrastructure to support increased levels of use;

•	Increased governmental regulation and delays in development or adoption of new standards and protocols to handle increased levels of activity; and

•	Lack of tools to simplify access to and use of networks.

          The adoption of the Internet and other communication networks based on internet protocols will require a broad acceptance of new methods of conducting business and exchanging information. Companies and government agencies that already have invested substantial resources in other methods of conducting business may be reluctant to adopt new methods. Also, persons with established patterns of purchasing goods and services and effecting payments through traditional means may be reluctant to change.

U.S. and French export laws may limit our ability to sell certain of our products internationally. These restrictions may reduce potential revenue and create a competitive advantage for companies not subject to these laws.

          For the three months ended March 31, 2003 and 2002, sales in Europe and Asia, were 32% and 36% of consolidated revenues, respectively.

          Government regulation of technology exports could limit our ability to market our products and to compete effectively worldwide. Our international sales and operations may be subject to the following risks:

•	Imposition of government controls;

•	New or changed export license requirements;

•	Restrictions on the export of critical technology;

•	Import or trade restrictions; and

•	Changes in tariffs.

          While we believe our technology and products are designed to meet the regulatory standards of many foreign markets, any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on our results of operations and financial condition.

          Certain of our products are subject to export controls under U.S. and French laws, and we believe that we have obtained all necessary export approvals when required. However, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, may be revised from time to time. Our failure to obtain required approvals under these regulations could adversely affect our ability to sell in certain parts of the world. For example, because of the U.S. governmental controls on the exportation of encryption technology, we have been unable to export some of our products with the most advanced information security encryption technology without providing encryption keys for access by governmental authorities. As a result, non-U.S. competitors facing less stringent controls on their products may be able to compete more effectively than we can in the global information security market. Continuing concern about terrorist attacks in the U.S. may lead to greater governmental regulation of these products and further restrictions on the export of strong encryption technologies. These factors may have a material adverse effect on our results of operations and financial condition.

          Due to the increasing popularity of the Internet and internetworking protocol-based communication networks, it is possible that laws and regulations may be enacted covering issues such as user privacy, pricing, content and quality of products and services. The increased attention focused upon these issues as a result of the adoption of additional laws and regulations may reduce the rate of growth of these networks, which in turn could result in decreased demand for our technology.

Risks relating to our products

We depend on a limited number of manufacturers and suppliers and any disruption of our supply chain could adversely affect the results of operations and could impact customer relations.

          We depend upon a small number of companies for the manufacture of our products and the loss of any one of them could materially harm our business. We source from IDT and ATM, two Hong Kong-based companies, for the manufacture and assembly of ActivCard tokens and readers. We also purchase PCMCIA smart card readers from SCM Microsystems and cryptoflex smart cards from Schlumberger for distribution to our end-user customers. The assembly of certain components used in our products is performed in France by Selem. We place purchase orders with these manufacturers, the terms of which are negotiated on an order-by-order basis. The duplication of CDs for the ActivCard Gold product is performed in the Netherlands by Metatec. These are currently our sole sources for the manufacture and assembly of these products. A reduction or interruption in supply and the failure to identify and establish relationships with additional manufacturers and assemblers would adversely affect our results of operations and could impact customer relations.

          IDT and ATM have manufacturing facilities located in a special economic zone in the Guandong and Shenzhen Provinces in the People’s Republic of China. The Chinese government has exercised, and continues to exercise, substantial control over many sectors of the Chinese economy, including manufacturing. Consequently, changes in policy by the Chinese government could adversely affect our ability to source ActivCard tokens in China. The preferential tax treatment granted to enterprises located in these special economic zones could also be withdrawn, which could adversely affect the cost of manufacturing in China.

          Although most of the parts and components used in the manufacture of our products are readily available from a number of suppliers, certain components are currently available only from a single source or from limited sources. Our inability to obtain sufficient source components, or to obtain or develop alternative sources at competitive prices and quality, could result in delays in product shipments or increase our material costs, either of which would adversely affect our financial condition or results of operations. In particular, the micro-controller chips contained in the older ActivCard Plus tokens are currently purchased from a sole source supplier, Samsung Semiconductor Europe GmbH, which produces the chips in South Korea. Samsung may not be able to furnish enough chips to meet our demand or we may not be able to continue to purchase chips of acceptable quality from Samsung at commercially acceptable prices. We believe that if Samsung were to discontinue the manufacture of the chips or to become unwilling or unable to meet our future requirements, we would be able to procure chips of acceptable quality from another supplier, and our contractual relationship with Samsung would not restrict our ability to do so. We could also redesign our ActivCard Plus tokens for a different microprocessor. However, delay or failure to identify additional suppliers at commercially acceptable prices or redesign the circuits could adversely affect our results of operations.

If the security codes in our software were to be broken, our products may be rendered less effective and our reputation and operating results could be adversely affected.

          We employ cryptographic technology in our authentication products that use complex mathematical formulations to establish network security systems. Many of our products are based on cryptographic technology. With cryptographic technology, a user is given a key that is required to encrypt and decode messages. The security afforded by this technology depends on the integrity of a user’s key and in part on the application of algorithms, which are advanced mathematical factoring equations. These codes may eventually be broken or become subject to government regulation regarding their use, which would render our technology and products less effective. The occurrence of any one of the following could result in a decline in demand for our technology and products:

•	Any significant advance in techniques for attacking cryptographic systems, including the development of an easy factoring method or faster, more powerful computers;

•	Announcement of the successful decoding of cryptographic messages or the misappropriation of keys; or

•	Increased government regulation limiting the use, scope or strength of cryptography.

We may be subject to liability claims brought by our customers alleging flaws in our products. If any such claims were to arise, they may be costly to defend and our reputation could be damaged.

          Our sales agreements typically contain provisions designed to limit our exposure to potential product liability or related claims. Products as complex as those we offer may contain undetected errors or “bugs” or result in failures when first introduced or when new versions are released. The occurrence of these errors could result in adverse publicity, delay in product introduction, diversion of resources to remedy defects, loss of or a delay in market acceptance or claims by customers against our company, or could cause us to incur additional costs, any of which could adversely affect our business. Despite our product testing efforts and testing by current and potential customers, it is possible that errors will be found in products or enhancements after commencement of commercial shipments. We do not maintain insurance to mitigate losses caused by product defects.

          Our products can be used to prevent unauthorized access to and attacks on critical enterprise information. As our customers rely on our products for critical security applications, we may be exposed to potential liability claims for damage caused to an enterprise as a result of an actual or perceived failure of our products. An actual or perceived breach of enterprise network or data security systems of one of our customers, regardless of whether the breach is attributable to our products or solutions, could adversely affect the market’s perception of our products and solutions and therefore our business. Furthermore, the nature of many of our professional services exposes us to a variety of risks. Many of our professional service engagements involve projects that are critical to the operations of the customers’ businesses. Our failure or inability to meet a customer’s expectations in the performance of our services or products, or to do so in the time frame required by the customer, regardless of our responsibility for the failure, could:

•	Result in a claim for substantial damages against us by our customers;

•	Discourage customers from engaging us for such services; or

•	Damage our business reputation.

          In addition, as a provider of professional services, a portion of our business involves employing people and placing them in the workplace of other businesses. Therefore, we are also exposed to liability with respect to actions of our employees while on assignment, such as damages caused by employee errors and omissions, misuse of customer proprietary information, misappropriation of funds, discrimination and harassment, theft of customer property, other criminal activity or torts and other claims.

          We currently carry general liability insurance, errors and omissions insurance and insurance to guard against losses caused by employee dishonesty. We believe that this insurance is comparable to other similar companies in our industry. However, that insurance may not continue to be available to us on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. We do not maintain insurance coverage for employee errors or security breaches, nor do we maintain specific insurance coverage for any interruptions in our business operations. The successful assertion of one or more large claims against us that exceed available insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductibles or co-insurance requirements, could adversely affect our business.

Our operating results could suffer if we are subjected to a protracted intellectual property infringement claim or one with a significant damages award.

          We may face claims of infringement on proprietary rights of others that could subject us to costly litigation and possible restriction on the use of such proprietary rights. There is a risk that our products infringe on the proprietary rights of third parties. While we do not believe that our products infringe on proprietary rights of third parties, infringement or invalidity claims may nevertheless be asserted or prosecuted against us and our products may be found to have infringed the rights of third parties. Such claims are costly to defend and could subject us to substantial litigation costs. If any claims or actions are asserted against us, we may be required to modify our products or may be forced to obtain a license for such intellectual property rights in a timely manner. We may not be able to modify our products or obtain a license on commercially reasonable terms, or at all.

          In March 2002, we filed a lawsuit against Vasco Data Systems International alleging infringement of U.S. Patent No. 5,937,068, as well as other matters set forth in the complaint. In May 2002, Vasco filed a response to our complaint and filed counterclaims, including non-infringement and patent invalidity. Litigation carries a number of significant risks, is often unpredictable and can be very expensive, even if resolved in our favor. Litigation may also divert the attention of management and deplete other resources.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

          We believe that we are exposed to minimal market risks. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

Exchange rate sensitivity

          We are exposed to currency exchange fluctuations as we sell our products internationally. We manage the sensitivity of our international sales by denominating substantially all transactions in U.S. dollars.

          In the three months ended March 31, 2003 and 2002, nearly all of our revenues were invoiced in U.S. dollars. Although we purchase many of our components in U.S. dollars, approximately half of our cost of revenues and operating expenses are denominated in other currencies.

          In the first quarter of 2003 the net foreign exchange loss was $216 thousand. The weakening U.S. dollar against the local functional currencies in the first quarter of 2003 caused this net foreign exchange loss which resulted primarily from revaluation of the assets and liabilities denominated in currencies other than the functional currency. In the first quarter of 2002, the net foreign exchange gain was $35 thousand.

          We utilize a foreign exchange hedging program to mitigate transaction gains and losses resulting from exchange rate fluctuations on assets and liabilities held by ActivCard companies that were denominated in currencies other than the functional currency of the legal entity holding the related asset or liability. To achieve this objective, we regularly enter into various short-term foreign currency forward contracts that the Company accounts for as fair value hedging instruments to offset these foreign exchange transaction gains and losses. As at March 31, 2003 we did not have any forward foreign currency contracts outstanding.

Interest rate sensitivity

          We are exposed to interest rate risk as a result of our significant cash and equivalent holdings. The interest rate risk that we may be able to obtain on investment securities will depend on market conditions at that time and may differ from the rates we have secured in the past.

          On March 31, 2003, we held $43.6 million of cash and equivalents and $201.5 million in short-term investments. Our cash and equivalents consist primarily of money-market funds and our short-term investments are primarily comprised of government and government agency securities. We currently have the ability and intention to hold our fixed investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. Due to the low current market yields and the relatively short-term nature of our investments, a hypothetical 10% change in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4. Controls and Procedures

Evaluation and disclosure controls and procedures

          Within 90 days prior to the date of this report (the Evaluation Date), the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

          There were no significant changes in the Company’s internal controls, or to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

          Not applicable.

ITEM 2. Changes in Securities and Use of Proceeds

          Not applicable.

ITEM 3. Defaults Upon Senior Securities

          Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

          Not applicable.

ITEM 5. Other Information

          Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this report:

Exhibit Number	Description

99.1	Certification Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.2	Certification Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

         (b)          Reports on Form 8-K.

          None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California on this 14 day of May 2003.

ACTIVCARD S.A.

By:	/s/ BLAIR W. GEDDES

Blair W. Geddes
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Steve Humphreys, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ActivCard S.A.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVE HUMPHREYS

Chief Executive Officer

Dated: May 14, 2003

I, Blair W. Geddes, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ActivCard S.A.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BLAIR W. GEDDES

Chief Financial Officer

Dated: May 14, 2003